Form 10-K
period 2006-12-31
Banc of America Funding 2006-H Trust
filed 2007-03-30
CIK 1374616

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-130536-08

       Banc of America Funding 2006-H Trust
       (exact name of issuing entity as specified in its charter)

       Banc of America Funding Corporation
       (exact name of the depositor as specified in its charter)

       Bank of America, National Association
       (exact name of the sponsor as specified in its charter)


  New York                                          51-0606837
  (State or other jurisdiction of                   51-0606838
  incorporation or organization)                    51-0606839
                                                    51-0606840
                                                    54-2197900
                                                    54-2197901
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            Not Applicable. Registrant is not an accelerated filer or well-known seasoned issuer.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents 10% or more of the pool assets held by this transaction.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.




            No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction.

            No entity or group of affiliated entities provides derivative instruments with an aggregate significance percentage of 10% or more.



  Item 1117 of Regulation AB, Legal Proceedings.

            The registrant knows of no material pending legal or governmental proceedings involving the Issuing Entity and all parties related to such Issuing Entity, other than routine litigation incidental to the duties of those respective parties.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            No changes to the information provided in the prospectus filed pursuant to Rule 424 of the Securities Act of 1933, as amended, under the same Central Index Key (CIK) as this annual report on Form 10-K.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            The reports on assessment of compliance with servicing criteria and registered public accounting firm attestation reports are attached hereto under Item 15. The following material instances of non-compliance are identified therein:

            The assessment of compliance for First American Real Estate Solutions of Texas, L.P. (as Sub-Contractor for Cenlar FSB) disclosed the following material instance of noncompliance with the servicing criteria set forth in Item 1122(d)(2)(vii)(B) of Regulation AB applicable to First American Real Estate Solutions of Texas, L.P. during year ended December 31, 2006: Account reconciliations for all asset-backed securities related bank accounts were not prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements as required by Item 1122(d)(2)(vii)(B) of Regulation AB.

            The assessment of compliance for Wells Fargo Bank, N.A. (servicer) disclosed the following instances of material noncompliance with certain servicing criteria applicable to Wells Fargo Bank, N.A. during the year ended December 31, 2006:

            1. 1122(d)(3)(i) - Delinquency Reporting - Wells Fargo Bank, N.A.
               provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

            2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - Wells
               Fargo Bank, N.A., as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.

            The assessment of compliance for Wells Fargo Bank, N.A.
            (Corporate Trust Services) disclosed material noncompliance with
            Item 1122(d)(3)(i), as applicable to Wells Fargo Bank, N.A.
            during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

            Opteum Financial Services, LLC has not provided an assessment of compliance with the Item 1122(d) servicing criteria or the related accountant's attestation as it merely owns the servicing rights and does not "participate in the servicing function." Opteum Financial Services, LLC has engaged Cenlar FSB as subservicer and Cenlar FSB has delivered an assessment of compliance with the Item 1122(d) servicing criteria and the related accountant's attestation.


  Item 1123 of Regulation AB, Servicer Compliance Statement.


            The servicer compliance statements are attached hereto under Item
            15.





                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits


          4.1 Pooling and Servicing Agreement, dated September 29, 2006, by and among Banc of America Funding Corporation, Wells Fargo Bank, N.A. and U.S. Bank National Association (including exhibits), incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K/A filed on November 2, 2006.

          4.2 Mortgage Loan Purchase Agreement, dated September 29, 2006, between Banc of America Funding Corporation and Bank of America, National Association (including exhibits), incorported by reference from Exhibit 4.2 of the issuing entity's Current Report on Form 8-K filed on October 16, 2006.

          10.1 Servicing Agreement, dated September 29, 2006, between Banc of America Funding Corporation and Bank of America, National Association (including exhibits), incorported by reference from Exhibit 10.1 of the issuing entity's Current Report on Form 8-K filed on October 16, 2006.

          10.2 (A) Mortgage Loan Sale and Servicing Agreement, dated as of September 1, 2006, by and between Bank of America, National Association and Opteum Financial Services, LLC, incorported by reference from Exhibit 10.2(A) of the issuing entity's Current Report on Form 8-K filed on October 16, 2006.

               (B) Assignment, Assumption and Recognition Agreement, dated September 29, 2006, among Bank of America, National Association, Banc of America Funding Corporation, U.S. Bank National Association, Wells Fargo Bank, N.A. and Opteum Financial Services, LLC, incorported by reference from Exhibit 10.2(B) of the issuing entity's Current Report on Form 8-K filed on October 16, 2006.

          10.3 (A) Second Amended and Restated Master Seller's Warranties and Servicing Agreement, dated as of May 1, 2006, by and between Bank of America, National Association and Wells Fargo Bank, N.A., incorported by reference from Exhibit 10.3(A) of the issuing entity's Current Report on Form 8-K filed on October 16, 2006.

               (B) Second Amended and Restated Master Mortgage Loan Purchase Agreement, dated as of May 1, 2006, by and between Bank of America, National Association and Wells Fargo Bank, N.A., incorported by reference from Exhibit 10.3(B) of the issuing entity's Current Report on Form 8-K filed on October 16, 2006.

               (C) Assignment, Assumption and Recognition Agreement, dated September 29, 2006, among Bank of America, National Association, Banc of America Funding Corporation, U.S. Bank National Association and Wells Fargo Bank, N.A., incorported by reference from Exhibit 10.3(C) of the issuing entity's Current Report on Form 8-K filed on October 16, 2006.


    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Assurant Inc. as Sub-Contractor for Cenlar FSB <F1>
      b) Bank of America, National Association, as Servicer <F1>
      c) Cenlar FSB, as Sub-Servicer for Opteum Financial Services, LLC <F1>
      d) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Cenlar FSB<F1>
      e) U.S. Bank, National Association, as Custodian <F1>
      f) Wells Fargo Bank, N.A., as Servicer <F1>
      g) Wells Fargo Bank, N.A., as Master Servicer <F1>
      h) Wells Fargo Bank, N.A., as Securities Administrator <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant Inc. as Sub-Contractor for Cenlar FSB <F1>
      b) Bank of America, National Association, as Servicer <F1>
      c) Cenlar FSB, as Sub-Servicer for Opteum Financial Services, LLC <F1>
      d) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Cenlar FSB<F1>
      e) U.S. Bank, National Association, as Custodian <F1>
      f) Wells Fargo Bank, N.A., as Servicer <F1>
      g) Wells Fargo Bank, N.A., as Master Servicer <F1>
      h) Wells Fargo Bank, N.A., as Securities Administrator <F1>


     (35) Servicer compliance statement.


      a) Bank of America, National Association, as Servicer <F1>
      b) Cenlar FSB, as Sub-Servicer for Opteum Financial Services, LLC <F1>
      c) Opteum Financial Services, LLC, as Servicer <F1>
      d) Wells Fargo Bank, N.A., as Servicer <F1>
      e) Wells Fargo Bank, N.A., as Master Servicer <F1>
      f) Wells Fargo Bank, N.A., as Securities Administrator <F1>


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.



                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Banc of America Funding 2006-H Trust
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ Chris Regnier
    Chris Regnier, Vice President

    Date:      March 30, 2007




  Exhibit Index

  Exhibit No.

          4.1 Pooling and Servicing Agreement, dated September 29, 2006, by and among Banc of America Funding Corporation, Wells Fargo Bank, N.A. and U.S. Bank National Association (including exhibits), incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K/A filed on November 2, 2006.

          4.2 Mortgage Loan Purchase Agreement, dated September 29, 2006, between Banc of America Funding Corporation and Bank of America, National Association (including exhibits), incorported by reference from Exhibit 4.2 of the issuing entity's Current Report on Form 8-K filed on October 16, 2006.

          10.1 Servicing Agreement, dated September 29, 2006, between Banc of America Funding Corporation and Bank of America, National Association (including exhibits), incorported by reference from Exhibit 10.1 of the issuing entity's Current Report on Form 8-K filed on October 16, 2006.

          10.2 (A) Mortgage Loan Sale and Servicing Agreement, dated as of September 1, 2006, by and between Bank of America, National Association and Opteum Financial Services, LLC, incorported by reference from Exhibit 10.2(A) of the issuing entity's Current Report on Form 8-K filed on October 16, 2006.

               (B) Assignment, Assumption and Recognition Agreement, dated September 29, 2006, among Bank of America, National Association, Banc of America Funding Corporation, U.S. Bank National Association, Wells Fargo Bank, N.A. and Opteum Financial Services, LLC, incorported by reference from Exhibit 10.2(B) of the issuing entity's Current Report on Form 8-K filed on October 16, 2006.

          10.3 (A) Second Amended and Restated Master Seller's Warranties and Servicing Agreement, dated as of May 1, 2006, by and between Bank of America, National Association and Wells Fargo Bank, N.A., incorported by reference from Exhibit 10.3(A) of the issuing entity's Current Report on Form 8-K filed on October 16, 2006.

               (B) Second Amended and Restated Master Mortgage Loan Purchase Agreement, dated as of May 1, 2006, by and between Bank of America, National Association and Wells Fargo Bank, N.A., incorported by reference from Exhibit 10.3(B) of the issuing entity's Current Report on Form 8-K filed on October 16, 2006.

               (C) Assignment, Assumption and Recognition Agreement, dated September 29, 2006, among Bank of America, National Association, Banc of America Funding Corporation, U.S. Bank National Association and Wells Fargo Bank, N.A., incorported by reference from Exhibit 10.3(C) of the issuing entity's Current Report on Form 8-K filed on October 16, 2006.

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Assurant Inc. as Sub-Contractor for Cenlar FSB
      b) Bank of America, National Association, as Servicer
      c) Cenlar FSB, as Sub-Servicer for Opteum Financial Services, LLC
      d) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Cenlar FSB
      e) U.S. Bank, National Association, as Custodian
      f) Wells Fargo Bank, N.A., as Servicer
      g) Wells Fargo Bank, N.A., as Master Servicer
      h) Wells Fargo Bank, N.A., as Securities Administrator


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant Inc. as Sub-Contractor for Cenlar FSB
      b) Bank of America, National Association, as Servicer
      c) Cenlar FSB, as Sub-Servicer for Opteum Financial Services, LLC
      d) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Cenlar FSB
      e) U.S. Bank, National Association, as Custodian
      f) Wells Fargo Bank, N.A., as Servicer
      g) Wells Fargo Bank, N.A., as Master Servicer
      h) Wells Fargo Bank, N.A., as Securities Administrator


     (35) Servicer compliance statement.


      a) Bank of America, National Association, as Servicer
      b) Cenlar, FSB, as Sub-Servicer for Opteum Financial Services, LLC
      c) Opteum Financial Services, LLC, as Servicer
      d) Wells Fargo Bank, N.A., as Servicer
      e) Wells Fargo Bank, N.A., as Master Servicer
      f) Wells Fargo Bank, N.A., as Securities Administrator


  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  Banc of America Funding Corporation
  Mortgage Pass Through Certificates,
  Series 2006-H

  I, Chris Regnier, a Vice President of Wells Fargo Bank, N.A. (the "Master Servicer") certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of the Banc of America Funding 2006-H Trust (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the master servicer and based on my knowledge and the compliance review conducted in preparing the master servicer compliance statement required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the master servicer has fulfilled its obligations under the pooling and servicing agreement, in all material respects; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d- 18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Bank of America, National Association and Opteum Financial Services, LLC.


     Dated:    March 30, 2007

     /s/ Chris Regnier
     Signature

     Vice President
     Title




  EX-33 (a)

REPORT ON ASSESSMENT OF COMPLIANCE WITH
SECTION 1122(d)(2)(vi) and SECTION 1122(d)(4)(xi) of REGULATION AB SERVICING CRITERIA


American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in
Section 1122(d)(2)(vi), Section 1122(d)(4)(xi) and Section 1122(d)(4)(xii) of Title 17, Section 229.1122(d) of the Code of Federal Regulations, which the Asserting Party has concluded are applicable to the insurance escrow servicing activities it performs with respect to all mortgage loan-tracking transactions covered by this report. The transactions covered by this report include all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"). The scope of the Asserting Party assertions excludes Section 1122(d)(4)(xii) of Title 17,
Section 229.1122(d) of the Code of Federal Regulations, which relates to servicing activities that are performed by the Asserting Party with respect to the Platform, but are not reported on herein.

The Asserting Party has assessed its compliance with Section 1122(d)(2)(vi) and
Section 1122(d)(4)(xi) ("the Applicable Servicing Criteria") for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period with respect to the Platform taken as a whole. The Asserting Party used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the Applicable Servicing Criteria.

The Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of and for the Reporting Period ending December 31, 2006 as set forth in this assertion.

American Security Insurance Company
Standard Guaranty Insurance Company
Safeco Financial Institution Solutions, Inc.


/s/ John Frobose
By: John Frobose
Senior Vice President

Date: February 23, 2007



  EX-33 (b)
(logo) Bank of America

Bank of America
475 CrossPoint Parkway
PO Box 9000
Getzville, NY 14068-9000

Report on Assessment of Compliance with Servicing Criteria

1. BANK OF AMERICA, N.A. is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as of and for the 12-month period ending December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include asset-backed securities for which BANK OF AMERICA, N.A. acted as servicer involving residential mortgage loans, other than government sponsored entities, housing agencies, foreign transactions or transactions that do not have scheduled interest and/or scheduled principal remittance schedules as outlined in their respective transaction agreements. (the "Platform");

2. BANK OF AMERICA, N.A. has engaged certain vendors (the "Vendors"), none of whom are considered a "servicer" as defined in Item 1101(j) of Regulation AB, to perform specific, limited or scripted activities, and BANK OF AMERICA, N.A. elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors' activities as set forth in Appendix A hereto;

3. Except as set forth in paragraph 4 below, BANK OF AMERICA, N.A. used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to BANK OF AMERICA, N.A. based on the activities it performs with respect to the Platform;

5. BANK OF AMERICA, N.A. has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

6. BANK OF AMERICA, N.A. has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

7. BANK OF AMERICA, N.A. has not identified any material deficiency in its policies and procedures to monitor the compliance by Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole; and

8. PricewaterhouseCoopers LLP, an independent registered public accounting firm has issued an attestation report on BANK OF AMERICA, N.A.'s assessment of compliance with the applicable servicing criteria for the Reporting Period.

March 1, 2007

BANK OF AMERICA, N.A.

By: /s/ H. Randall Chestnut
Name:  H. Randall Chestnut
Title: Senior Vice President


(page)


APPENDIX A







                                                                                                                   INAPPLICABLE
                                                                                            APPLICABLE               SERVICING
                                     SERVICING CRITERIA                                 SERVICING CRITERIA            CRITERIA

                                                                                                    Performed
                                                                                                       by
                                                                                                    Vendor(s)
                                                                                    Performed       for which
                                                                                    Directly         BANK OF
                                                                                       by            AMERICA,
                                                                                     BANK OF       N.A. is the
                                                                                     AMERICA,      Responsible
Reference                                 Criteria                                     N.A.           Party

                                General Servicing Considerations

1122(d)(1)(i)    Policies and procedures are instituted to monitor any
                 performance or other triggers and events of default in                 X
                 accordance with the transaction agreements.

1122(d)(1)(ii)   If any material servicing activities are outsourced to third
                 parties, policies and procedures are instituted to monitor the         X
                 third party's performance and compliance with such servicing activities.

1122(d)(1)(iii)  Any requirements in the transaction agreements to maintain                                               X
                 a back-up servicer for the mortgage loans are maintained.

1122(d)(1)(iv)   A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function
                 throughout the reporting period in the amount of coverage              X
                 required by and otherwise in accordance with the terms of
                 the transaction agreements.

                                Cash Collection and Administration

1122(d)(2)(i)    Payments on mortgage loans are deposited into the appropriate
                 custodial bank accounts and related bank clearing accounts no          X
                 more than two business days following receipt, or such other number of days specified in the transaction agreements.

1122(d)(2)(ii)   Disbursements made via wire transfer on behalf of an obligor or        X^i             X^ii
                 to an investor are made only by authorized personnel.

1122(d)(2)(iii)  Advances of funds or guarantees regarding collections, cash
                 flows or distributions, and any interest or other fees charged         X
                 for such advances, are made, reviewed and approved as specified in the transaction agreements.

1122(d)(2)(iv)   The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of
                 overcollateralization, are separately maintained (e.g., with           X
                 respect to commingling of cash) as set forth in the
                 transaction agreements.

1122(d)(2)(v)    Each custodial account is maintained at a federally insured depository institution as set forth in the transaction
                 agreements. For purposes of this criterion, "federally insured
                 depository institution" with respect to a foreign financial            X
                 institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities
                 Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent unauthorized          X
                 access.



(page)



                                                                                                                   INAPPLICABLE
                                                                                            APPLICABLE               SERVICING
                                     SERVICING CRITERIA                                 SERVICING CRITERIA            CRITERIA

                                                                                                    Performed
                                                                                                       by
                                                                                                    Vendor(s)
                                                                                    Performed       for which
                                                                                    Directly         BANK OF
                                                                                       by            AMERICA,
                                                                                     BANK OF       N.A. is the
                                                                                     AMERICA,      Responsible
Reference                                 Criteria                                     N.A.           Party

1122(d)(2)(vii)  Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including
                 custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date,
                 or such other number of days specified in the transaction              X
                 agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original
                 identification, or such other number of days specified in the transaction agreements.

                                Investor Remittances and Reporting

1122(d)(3)(i)    Reports to investors, including those to be filed with the
                 Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and
                 other terms set forth in the transaction agreements; (B) provide       X^iii
                 information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the
                 Commission as required by its rules and regulations; and (D)
                 agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by the Servicer.

1122(d)(3)(ii)   Amounts due to investors are allocated and remitted in accordance
                 with timeframes, distribution priority and other terms set forth       X^iv
                 in the transaction agreements.

1122(d)(3)(iii)  Disbursements made to an investor are posted within two business
                 days to the Servicer's investor records, or such other number of       X
                 days specified in the transaction agreements.

1122(d)(3)(iv)   Amounts remitted to investors per the investor reports agree with
                 cancelled checks, or other form of payment, or custodial bank          X
                 statements.

                                Pool Asset Administration

1122(d)(4)(i)    Collateral or security on mortgage loans is maintained as required     X
                 by the transaction agreements or related mortgage loan documents.

1122(d)(4)(ii)   Mortgage loan and related documents are safeguarded as required        X
                 by the transaction agreements

1122(d)(4)(iii)  Any additions, removals or substitutions to the asset pool are
                 made, reviewed and approved in accordance with any conditions or       X
                 requirements in the transaction agreements.

1122(d)(4)(iv)   Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are posted to the Servicer's obligor records maintained no more than two
                 business days after receipt, or such other number of days              X^v             X^vi
                 specified in the transaction agreements, and allocated to
                 principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan documents.

1122(d)(4)(v)    The Servicer's records regarding the mortgage loans agree with the
                 Servicer's records with respect to an obligor's unpaid principal       X
                 balance.



(page)



                                                                                                                   INAPPLICABLE
                                                                                            APPLICABLE               SERVICING
                                     SERVICING CRITERIA                                 SERVICING CRITERIA            CRITERIA

                                                                                                    Performed
                                                                                                       by
                                                                                                    Vendor(s)
                                                                                    Performed       for which
                                                                                    Directly         BANK OF
                                                                                       by            AMERICA,
                                                                                     BANK OF       N.A. is the
                                                                                     AMERICA,      Responsible
Reference                                 Criteria                                     N.A.           Party

1122(d)(4)(vi)   Changes with respect to the terms or status of an obligor's mortgage loans (e.g., loan modifications or re-agings) are
                 made, reviewed and approved by authorized personnel in                 X
                 accordance with the transaction agreements and related pool asset documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures
                 and repossessions, as applicable) are initiated, conducted and         X
                 concluded in accordance with the timeframes or other requirements established by the transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the
                 transaction agreements, and describe the entity's activities           X
                 in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or
                 unemployment.)

1122(d)(4)(ix)   Adjustments to interest rates or rates of return for mortgage
                 loans with variable rates are computed based on the related            X
                 mortgage loan documents.

1122(d)(4)(x)    Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements;
                 (B) interest on such funds is paid, or credited, to obligors in        X
                 accordance with applicable mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days specified in the transaction
                 agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration
                 dates, as indicated on the appropriate bills or notices for such       X^vii           X^viii
                 payments, provided that such support has been received by the
                 Servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

1122(d)(4)(xii)  Any late payment penalties in connection with any payment to be
                 made on behalf of an obligor are paid from the Servicer's funds        X^ix            X^x
                 and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted within
                 two business days to the obligor's records maintained by the           X^xi            X^xii
                 Servicer, or such other number of days specified in the
                 transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible accounts are
                 recognized and recorded in accordance with the transaction             X
                 agreements.

1122(d)(4)(xv)   Any external enhancement or other support, identified in Item
                 1114(a)(1) through (3) or Item 1115 of Regulation AB, is               X
                 maintained as set forth in the transaction agreements.



(page)


i Bank of America, N.A. under criterion 1122(d)(2)(ii) makes authorized disbursements on behalf of an obligor for escrowed amounts and to investors for their disbursements except for specific, limited instances the tax monitoring vendors make disbursements on behalf of an obligor.

ii Under criterion 1122(d)(2)(ii), in specific, limited instances the tax monitoring vendors make disbursements on behalf of an obligor.

iii Criterion under 1122(d)(3)(i)(b) are performed either by Bank of America, N.A. or another participant in the servicing function as described in the transaction agreements. Criterion under 1122(d)(3)(i)(a), (c) and (d) are performed by another party participating in the servicing function as described in the transaction agreements.

iv Under criterion 1122(d)(3)(ii) remittances may be made either directly to the investor by Bank of America, N.A. or another participant in the servicing function as described in the transaction agreements. Another party participating in the servicing function is responsible for allocations and distribution priorities as described in the transaction agreements.

v Bank of America, N.A. performs the entire criterion 1122(d)(4)(iv) except for the lockbox function, which is a specific, limited activity performed by a vendor.

vi A vendor performs only the lockbox function for criterion 1122(d)(4)(iv).

vii Bank of America, N.A. performs all of the functions under criterion 1122(d)(4)(xi) except for specific, limited tax and insurance monitoring and disbursement activity performed by vendors.

viii A vendor performs specific, limited tax and insurance monitoring and disbursement functions for criterion 1122(d)(4)(xi).

ix Bank of America, N.A. performs all of the functions under criterion 1122(d)(4)(xii) except for specific, limited tax and insurance monitoring and disbursement activity performed by vendors.

x A vendor performs specific, limited tax and insurance monitoring and disbursement functions for criterion 1122(d)(4)(xii).

xi Bank of America, N.A. performs all of the functions under criterion 1122(d)(4)(xiii) except for specific, limited tax and insurance monitoring and disbursement activity performed by vendors.

xii A vendor performs specific, limited tax and insurance monitoring and disbursement functions for criterion 1122(d)(4)(xiii).





  EX-33 (c)
(logo) Cenlar
CENTRAL LOAN ADMINISTRATION & REPORTING

Management Assessment

Management of Cenlar FSB (the Company) is responsible for assessing compliance with the applicable servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission for residential mortgage loans (the Platform), except for servicing criteria 1122(d)(1)(iii) Backup Servicer; 1122(d)(4)(xv) External Enhancement and 1122(d)(4)(i&ii) Maintenance of Mortgage Documents, as of and for the year ended December 31, 2006. These criteria are not applicable to the Company because the Company does not perform activities with respect to the Platform relating to these criteria. With respect to servicing criteria 1122(d)(4)(xi) and 1122(d)(2)(vi), management has engaged various vendors to perform some of the activities required by this servicing criteria. The Company's management has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria. Appendix A identifies the individual asset-backed transactions and securities defined by management as constituting the Platform.

The Company's management has assessed the effectiveness of the Company's compliance with the applicable servicing criteria as of and for the year ended December 31, 2006. In making this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

Based on such assessment, management believes that, as of and for the year ended December 31, 2006, Cenlar FSB has complied in all material respects with the servicing criteria, except for the servicing criteria 1122(d)(1)(iii) Backup Servicer; 1122(d)(4)(xv) External Enhancement and 1122(d)(4)(i&ii) Maintenance of Mortgage Documents, set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission relating to the servicing of the Platform.


PO Box 77400 * Ewing, NJ 08628 * 609-883-3900


(page)


KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to management's assessment of compliance with the applicable servicing criteria as of and for the year ended December 31, 2006.

/s/ Michael W. Young
Michael W. Young
Chief Executive Officer

/s/ Gregory S. Tornquist
Greg S. Tornquist
President and Chief Operating Officer

/s/ Stephen W. Gozdan
Stephen W. Gozdan
Chief Financial Officer

/s/ Jeanne M. Bader
Jeanne M. Bader
Director of Loan Administration


February 23, 2007





  EX-33 (d)

REPORT ON ASSESSMENT OF COMPLIANCE

First American Real Estate Solutions of Texas, L.P. (an indirect subsidiary of The First American Corporation, and the "Asserting Party") is responsible for assessing compliance as of December 31, 2006, and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Title 17, Sections 229.1122(d)(1)(iv), (d)(2)(v),
(d)(2)(vi), (d)(2)(vii), (d)(4)(xi), (d)(4)(xii) and (d)(4)(xiii) of the Code of
Federal Regulations (the "CFR") applicable to the Asserting Party (the "Applicable Servicing Criteria"). The transactions covered by this report include all loans for residential mortgage loan outsourcing customers for which the Asserting Party served as the residential tax service provider (the "Platform").

The Asserting Party has assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has concluded that, except as set forth hereinbelow, the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006, and for the Reporting Period with respect to the Platform taken as a whole.

The Asserting Party assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified a material instance of noncompliance with the servicing criterion set forth in Section 229.1122(d)(2)(vii)(B) of the CFR with respect to the Platform. Specifically, the Asserting Party did not prepare reconciliations for all asset-backed securities related bank accounts within 30 calendar days after the bank statement cut-off date or such number of days specified in the transaction agreements.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006, and for the Reporting Period as set forth in this assertion.

FIRST AMERICAN REAL ESTATE SOLUTIONS OF TEXAS, L.P.
By: First American Real Estate Solutions LLC
General Partner

/s/ Lucy A. Przybyla
Lucy A. Przybyla
Senior Vice President
February 28, 2007




  EX-33 (e)
Management's Assertion

Report on Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB under the Securities Exchange Act of 1934

U.S. Bank National Association ("U.S. Bank") as a party participating in the servicing function for the following transactions:

U.S. Bank Corporate Trust Asset Backed Securities Platform^1

hereby provides the following report on its assessment of compliance with the servicing criteria set forth in Item 1122 of Regulation AB applicable to it and as described on Exhibit A hereto:

1. U.S. Bank is responsible for assessing its compliance with the servicing criteria applicable to it as noted on the accompanying Exhibit A;

2. U.S. Bank used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess its compliance with the applicable servicing criteria;

3. U.S. Bank's assessment of its compliance with the applicable servicing criteria is as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report. U.S. Bank's participation in the servicing function complied in all material respects with the applicable servicing criteria.

4. Ernst & Young, a registered public accounting firm, has issued an attestation report on U.S. Bank's assessment of compliance with the applicable servicing criteria as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report.

U.S. BANK NATIONAL ASSOCIATION

/s/ Bryan R. Calder
Name: Bryan Calder
Title: Executive Vice President

Date: February 26, 2007

1 The U.S. Bank Corporate Trust ABS Platform (the "Platform") consists of the activities involved in the performance of servicing functions for publicly issued asset-backed and mortgage-backed transactions the securities of which were offered on or after January 1, 2006 and (ii) certain asset-backed transactions offered prior to January 1, 2006 for which the Issuer has voluntarily elected to make Regulation AB compliant filings under the Securities Exchange Act of 1934, as amended. The Platform does not include transactions conmprised of the repackaging of corporate debt and/or other agency securities.

(page)


EXHIBIT A to Management's Assertion




Reg AB
Reference            Servicing Criteria

                  General Servicing Considerations

1122(d)(1)(i)     Policies and procedures are instituted          Not Applicable
                  to monitor any performance or other
                  triggers and events of default in
                  accordance with the transaction
                  agreements

1122(d)(1)(ii)    If any material servicing activities            Not Applicable
                  are outsourced to third parties, policies
                  and procedures are instituted to monitor
                  the third party's performance and
                  compliance with such servicing
                  activities


1122(d)(1)(iii)   Any requirements in the transaction             Not Applicable
                  agreements to maintain a back-up servicer
                  for the Pool Assets are maintained

1122(d)(1)(iv)    A fidelity bond and errors and                  Not Applicable
                  omissions policy is in effect on the
                  party participating in the servicing
                  function throughout the reporting period
                  in the amount of coverage required by and
                  otherwise in accordance with the terms of
                  the transaction agreements

                  Cash Collection and Administration

1122(d)(2)(i)     Payments on pool assets are deposited           Not Applicable
                  into the appropriate custodial bank
                  accounts and related bank clearing
                  accounts no more than two business days
                  following receipt or such other number
                  of days specified in the transaction
                  agreements

1122(d)(2)(ii)    Disbursements made via wire transfer on         Not Applicable
                  behalf of an obligor or to an investor are
                  made only by authorized personnel

1122(d)(2)(iii)   Advances of funds or guarantees                 Not Applicable
                  regarding collections, cash flows or
                  distributions, and any interest or other
                  fees charged for such advances, are made
                  reviewed and approved as specified in
                  the transaction agreements

1122(d)(2)(iv)    The related accounts for the                    Not Applicable
                  transaction, such as cash reserve
                  accounts or accounts established as a
                  form of over collateralization are
                  separately maintained (e.g., with respect
                  to commingling of cash) as set forth in
                  the transaction agreements

1122(d)(2)(v)     Each custodial account is maintained at         Not Applicable
                  a federally insured depository
                  institution as set forth in the
                  transaction agreements. For purposes of
                  this criterion, "federally insured
                  depository institution" with respect to a
                  foreign financial institution means a
                  foreign financial institution that meets
                  the requirements of Rule 13k-1(b)(1)
                  of the Securities Exchange Act

1122(d)(2)(vi)    Unissued checks are safeguarded so as           Not Applicable
                  to prevent unauthorized access

1122(d)(2)(vii)   Reconciliations are prepared on a               Not Applicable
                  monthly basis for all asset-backed
                  securities related bank accounts,
                  including custodial accounts and related
                  bank clearing accounts. These
                  reconciliations are (A) mathematically
                  accurate; (B) prepared within 30
                  calendar days after the bank statement
                  cutoff date, or such other number of days
                  specified in the transaction agreements;
                  (C) reviewed and approved by someone
                  other than the person who prepared the
                  reconciliation; and (D) contain
                  explanations for reconciling
                  items. These reconciling items are
                  resolved within 90 calendar days of
                  their original identification, or such
                  other number of days specified in the
                  transaction agreements

                  Investor Remittances and Reporting

1122(d)(3)(i)     Reports to investors, including those           Not Applicable
                  to be filed with the Commission are
                  maintained in accordance with the
                  transaction agreements and applicable
                  Commission requirements. Specifically,
                  such reports (A) are prepared in
                  accordance with timeframes and other
                  terms set forth in the transaction
                  agreements; (B) provide information
                  calculated in accordance with the
                  terms specified in the transaction
                  agreements; (C) are filed with the
                  Commission as required by its rules
                  and regulations; and (D) agree with
                  the investors' or trustee's records 3
                  as to the total unpaid principal
                  balance and number of Pool
                  Assets serviced by the Servicer

1


(page)



1122(d)(3)(ii)    Amounts due to investors are allocated          Not Applicable
                  and remitted in accordance with
                  timeframes, distribution priority and
                  other terms set forth in the transaction
                  agreements

1122(d)(3)(iii)   Disbursements made to an investor are           Not Applicable
                  posted within two business days to the
                  Servicer's investor records or such other
                  number of days specified in the transaction
                  agreements

1122(d)(3)(iv)    Amounts remitted to investors per the           Not Applicable
                  investor reports agree with cancelled
                  checks, or other form of payment, or
                  custodial bank statements

                  Pool Asset Administration

1122(d)(4)(i)     Collateral or security on pool assets           Not Applicable
                  is maintained as required by the
                  transaction agreements or related pool
                  asset documents

1122(d)(4)(ii)    Pool assets and related documents are           Not Applicable
                  safeguarded as required by the
                  transaction agreements

1122(d)(4)(iii)   Any additions, removals or                      Not Applicable
                  substitutions to the asset pool are made,
                  reviewed and approved in accordance with
                  any conditions or requirements in the
                  transaction agreements

1122(d)(4)(iv)    Payments on pool assets, including any          Not Applicable
                  payoffs, made in accordance with the related
                  pool asset documents are posted to the
                  Servicer's obligor records maintained no
                  more than two business days after
                  receipt, or such other number of days
                  specified in the transaction agreements
                  and allocated to principal, interest, or
                  other items (e.g., escrow) in accordance
                  with the related pool asset documents

1122(d)(4)(v)     The Servicer's records regarding the            Not Applicable
                  pool assets agree with the Servicer's
                  records with respect to an obligor's
                  unpaid principal balance

1122(d)(4)(vi)    Changes with respect to the terms or            Not Applicable
                  status of an obligor's pool assets (e.g.,
                  loan modifications or re-agings) are
                  made reviewed and approved by authorized
                  personnel in accordance with the
                  transaction agreements and related pool
                  asset documents

1122(d)(4)(vii)   Loss mitigation or recovery actions             Not Applicable
                  (e.g., forbearance plans, modifications
                  and deeds in lieu of foreclosure,
                  foreclosures and repossessions, as
                  applicable) are initiated, conducted and
                  concluded in accordance with
                  the timeframes or other requirements
                  established by the transaction
                  agreements

1122(d)(4)(viii)  Records documenting collection efforts          Not Applicable
                  are maintained during the period a pool
                  asset is delinquent in accordance with
                  the transaction agreements. Such records
                  are maintained on at least a monthly
                  basis or such other period specified in
                  the transaction agreements, and describe
                  the entity's activities in monitoring
                  delinquent pool assets including, for
                  example, phone calls, letters, and
                  payment rescheduling plans in cases where
                  delinquency is deemed temporary (e.g.,
                  illness or unemployment)

1122(d)(4)(ix)    Adjustments to interest rates or rates          Not Applicable
                  of return for pool assets with variable
                  rates are computed based on the related
                  pool asset documents

1122(d)(4)(x)     Regarding any funds held in trust for           Not Applicable
                  an obligor (such as escrow accounts):
                  (A) such funds are analyzed, in
                  accordance with the obligor's pool asset
                  documents, on at least an annual basis
                  or such other period specified in the
                  transaction agreements; (B) interest on
                  such funds is paid, or credited, to
                  obligors in accordance with applicable
                  pool asset documents and state laws; and
                  (C) such funds are returned to the
                  obligor within 30 calendar days of full
                  repayment of the related pool assets, or
                  such other number of days specified in
                  the transaction agreements

2


(page)





1122(d)(4)(xi)    Payments made on behalf of an obligor           Not Applicable
                  (such as tax or insurance payments) are
                  made on or before the related penalty or
                  expiration dates, as indicated on the
                  appropriate bills or notices for such
                  payments provided that such support has
                  been received by the servicer at least 30
                  calendar days prior to these dates or
                  such other number of days specified in
                  the transaction agreements

1122(d)(4)(xii)   Any late payment penalties in                   Not Applicable
                  connection with any payment to be made on
                  behalf of an obligor are paid from the
                  Servicer's funds and not charged to the
                  obligor unless the late payment was due
                  to the obligor's error or omission

1122(d)(4)(xiii)  Disbursements made on behalf of an              Not Applicable
                  obligor are posted within two business
                  days to the obligor's records maintained
                  by the servicer or such other number of
                  days specified in the transaction
                  agreements

1122(d)(4)(xiv)   Delinquencies, charge-offs, and                 Not Applicable
                  uncollectible accounts are recognized and
                  recorded in accordance with the
                  transaction agreements

1122(d)(4)(xv)    Any external enhancement or other               Not Applicable
                  support, identified in Item
                  1114(a)(1) through (3) or Item 1115 of
                  this Regulation AB is maintained as set
                  forth in the transaction agreements


3





  EX-33 (f)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001

YourWellsFargoMortgage.com


Wells Fargo Bank, N.A.

2006 Certification Regarding Compliance with Applicable Servicing Criteria


1. Wells Fargo Bank, N.A. (the "Servicer") is responsible for assessing its compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB as set forth in Exhibit A hereto in connection with the primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the servicing "Platform");

2. The Servicer has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities as of and for the year ended December 31, 2006, and the Servicer has elected to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors as set forth in Exhibit A hereto, with the exception of those Vendors that have provided their own report on assessment of compliance with servicing criteria, which reports are attached hereto as Exhibit D;

3. Except as set forth in paragraph 4 below, the Servicer used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria identified as Inapplicable Servicing Criteria on Exhibit A hereto are inapplicable to the Servicer based on the activities it performs with respect to its Platform;

5. The Servicer has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006, except as described on Exhibit B hereto;

6. The Servicer has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of and for the year ended December 31, 2006;

7. The Servicer has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria for the year ended December 31, 2006; and

8. KPMG LLP, a registered public accounting firm, has issued an attestation report on the Servicer's assessment of compliance with the applicable servicing criteria as of and for the year ended December 31, 2006, which attestation report is included on Exhibit C attached hereto.

March 1, 2007

WELLS FARGO BANK, N.A.

By:  /s/ Mary C. Coffin
Mary C. Coffin
Executive Vice President


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.


(page)


EXHIBIT A
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

General Servicing Considerations

                 Policies and procedures are instituted to monitor any performance or       X
                 other triggers and events of default in accordance with the
1122(d)(1)(i)    transaction agreements.

                 If any material servicing activities are outsourced to third parties,      X
                 policies and procedures are instituted to monitor the third party's
1122(d)(1)(ii)   performance and compliance with such servicing activities.

                 Any requirements in the transaction agreements to maintain a back-up                                         X
1122(d)(1)(iii)  servicer for the mortgage loans are maintained.

                 A fidelity bond and errors and omissions policy is in effect on the        X
                 party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in
1122(d)(1)(iv)   accordance with the terms of the transaction agreements.

Cash Collection and Administration

                 Payments on mortgage loans are deposited into the appropriate              X^1                  X^2
                 custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of
1122(d)(2)(i)    days specified in the transaction agreements.

                 Disbursements made via wire transfer on behalf of an obligor or to an      X
1122(d)(2)(ii)   investor are made only by authorized personnel.

                 Advances of funds or guarantees regarding collections, cash flows or       X
                 distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the
1122(d)(2)(iii)  transaction agreements.

                 The related accounts for the transaction, such as cash reserve             X
                 accounts or accounts established as a form of overcollateralization are separately maintained (e.g., with respect to commingling of cash)
1122(d)(2)(iv)   as set forth in the transaction agreements.

                 Each custodial account is maintained at a federally insured                X
                 depository institution as set forth in the transaction agreements.
                 For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule
1122(d)(2)(v)    13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent unauthorized access.      X^3                  X^4


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Reconciliations are prepared on a monthly basis for all asset-backed       X
                 securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A)
                 mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation, and
                 (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the
1122(d)(2)(vii)  transaction agreements.

Investor Remittances and Reporting

                 Reports to investors, including those to be filed with the                 X
                 Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number
1122(d)(3)(i)    of mortgage loans serviced by the Servicer.

                 Amounts due to investors are allocated and remitted in accordance          X
                 with timeframes, distribution priority and other terms set forth in
1122(d)(3)(ii)   the transaction agreements.

                 Disbursements made to an investor are posted within two business days      X
                 to the Servicer's investor records, or such other number of days
1122(d)(3)(iii)  specified in the transaction agreements.

                 Amounts remitted to investors per the investor reports agree with          X
                 cancelled checks, or other form of payment, or custodial bank
1122(d)(3)(iv)   statements.

Pool Asset Administration

                 Collateral or security on mortgage loans is maintained as required by      X
1122(d)(4)(i)    the transaction agreements or related mortgage loan documents.

                 Mortgage loan and related documents are safeguarded as required by         X
1122(d)(4)(ii)   the transaction agreements.

                 Any additions, removals or substitutions to the asset pool are made        X
                 reviewed and approved in accordance with any conditions or
1122(d)(4)(iii)  requirements in the transaction agreements.

                 Payments on mortgage loans, including any payoffs, made in                 X^5                  X^6
                 accordance with the related mortgage loan documents are posted to the
                 Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan
1122(d)(4)(iv)   documents.

                 The Servicer's records regarding the mortgage loans agree with the         X
                 Servicer's records with respect to an obligor's unpaid principal
1122(d)(4)(v)    balance.

                 Changes with respect to the terms or status of an obligor's mortgage       X
                 loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the
1122(d)(4)(vi)   transaction agreements and related pool asset documents.


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Loss mitigation or recovery actions (e.g., forbearance plans,              X
                 modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established
1122(d)(4)(vii)  by the transaction agreements.

                 Records documenting collection efforts are maintained during the           X
                 period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is
1122(d)(4)(viii) deemed temporary (e.g., illness or unemployment).

                 Adjustments to interest rates or rates of return for mortgage loans        X
                 with variable rates are computed based on the related mortgage loan
1122(d)(4)(ix)   documents.

                 Regarding any funds held in trust for an obligor (such as escrow           X
                 accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B)
                 interest on such funds is paid, or credited to obligors in accordance with applicable mortgage loan documents and state laws;
                 and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other
1122(d)(4)(x)    number of days specified in the transaction agreements.

                 Payments made on behalf of an obligor (such as tax or insurance            X^7                  X^8
                 payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such
1122(d)(4)(xi)   other number of days specified in the transaction agreements.

                 Any late payment penalties in connection with any payment to be made       X
                 on behalf of an obligor are paid from the Servicer's funds and not charged in the obligor, unless the late payment was due to the
1122(d)(4)(xii)  obligor's error or omission.

                 Disbursements made on behalf of an obligor are posted within two           X^9                  X^10
                 business days to the obligor's records maintained by the servicer, or
1122(d)(4)(xiii) such other number of days specified in the transaction agreements.

                 Delinquencies, charge-offs and uncollectible accounts are recognized       X
1122(d)(4)(xiv)  and recorded in accordance with the transaction agreements.

                 Any external enhancement or other support, identified in Item                                                X
                 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained
1122(d)(4)(xv)   as set forth in the transaction agreements.


1 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 2 below.
2 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
3 A portion of this servicing criteria is performed by vendors, as set forth in footnote 4 below.
4 Insurance vendors prepare and safeguard checks on behalf of Wells Fargo. As to one such vendor, see Exhibit D.
5 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 6 below.
6 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
7 A portion of this servicing criteria is performed by vendors, as set forth in footnote 8 below.
8 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees. As to one such vendor, see Exhibit D.
9 A portion of this servicing criteria is performed by one or more vendors, as set forth in footnote 10 below.
10 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees.
As to one such vendor, see Exhibit D.




(page)


EXHIBIT B
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria

Wells Fargo Bank, N.A. ("Wells Fargo") acknowledges the following material instances of noncompliance with the applicable servicing criteria:

1. 1122(d)(3)(i) - Delinquency Reporting - For certain loans sub-serviced by Wells Fargo or for which servicing rights were acquired on a bulk-acquisition basis, Wells Fargo determined that it provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. The incomplete reporting only affected securitizations that included delinquent loans. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided. Wells Fargo subsequently included additional data in the monthly remittance reports, providing the actual borrower due date and unpaid principal balance, together with instructions to use these new fields if such monthly remittance reports are used to calculate delinquency ratios.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - Wells Fargo determined that, as required by certain servicing agreements, it did not provide investors with prior notification of intent to foreclose. While investors received monthly delinquency status reports that listed loans in foreclosure, such reports were received after such loans had been referred to an attorney. A new process is being implemented to send such notifications if contractually required, unless an investor opts out in writing.


(page)


EXHIBIT C
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Report or Independent Registered Public Accounting Firm


(page)


EXHIBIT D
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Vendors' Reports on Assessment of Compliance With Servicing Criteria





  EX-33 (g)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





  EX-33 (h)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





  EX-34 (a)

(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
10 Tenth Street, Northwest
Suite 1400
Atlanta, GA 30309-3851
Telephone (678) 419 1000
Facsimile (678) 419 1239
www.pwc.com


Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Assurant, Inc.:

We have examined management's assertion, included in the accompanying management's Report on Assessment of Compliance with 1122(d)(2)(vi) and 1122(d)(4)(xi) of Regulation AB Servicing Criteria, that American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"), as of December 31, 2006 and for the year then ended, excluding (i) criteria 1122(d)(1)(i) through 1122(d)(1)(iv), 1122(d)(2)(i) through 1122(d)(2)(v),
1122(d)(2)(vii), 1122(d)(3)(i) through 1122(d)(3)(iv), 1122(d)(4)(i) through
1122(d)(4)(x) and 1122(d)(4)(xiii) through 1122(d)(4)(xv), which the Asserting Party has determined are not applicable to the activities performed by it with respect to the Platform and (ii), criterion 1122(d)(4)(xii), which relates to servicing activities that are applicable to the Platform, but are excluded from the scope of management's assertion and are not reported on herein. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may

1


(page)


have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Asserting Party complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Platform is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 23, 2007



2



  EX-34 (b)
(logo) PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers
214 North Tryon Street
Suite 3600
Charlotte, NC 28202
Telephone (704) 344 7500
Facsimile (704) 344 4100
www.pwc.com


Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bank of America Corporation:

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Servicing Criteria, that Bank of America, National Association (the "Company") complied with the servicing criteria set forth in
Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the asset-backed securities for which the Company acted as servicer involving residential mortgage loans, other than government sponsored entities, housing agencies, foreign transactions or transactions that do not have scheduled interest and/or scheduled principal remittance schedules as outlined in their respective transaction agreements (the "Platform"), as of December 31, 2006 and for the year then ended, excluding the criteria which the Company has determined are not applicable to the servicing activities performed by them with respect to the Platform, as indicated in Appendix A of the Report on Assessment of Compliance with Servicing Criteria. As described in Appendix A, for servicing criteria 1122(d)(2)(ii), 1122(d)(4)(iv), 1122(d)(4)(xi), 1122(d)(4)(xii) and
1122(d)(4)(xiii), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered "servicers" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's determination of its eligibility to use Interpretation 17.06. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.


(page)


(logo) PRICEWATERHOUSECOOPERS

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Platform is fairly stated, in all material respects.

/s/ Pricewaterhousecoopers LLP

March 1, 2007



2





  EX-34 (c)
(logo) KPMG

KPMG LLP
New Jersey Headquarters
150 John F. Kennedy Parkway
Short Hills, NJ 07078


Report of Independent Registered Public Accounting Firm

The Board of Directors
Cenlar FSB:

We have examined management's assessment, included in the accompanying Management Assessment, that Cenlar FSB (the Company) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for residential mortgage loans (the Platform), except for servicing criteria 1122(d)(1)(iii) Backup Servicer; 1122(d)(4)(xv) External Enhancement and 1122(d)(4)(i&ii) Maintenance of Mortgage Documents, as of and for the year ended December 31, 2006. These criteria are not applicable to the Company because the Company does not perform activities with respect to the Platform relating to these criteria. Appendix A to Management's Assessment identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying Management Assessment, for servicing criteria 1122(d)(4)(xi) and 1122(d)(2)(vi), the Company has engaged various vendors to perform some of the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in
Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria, including servicing criteria 1122(d)(4)(xi) and 1122(d)(2)(vi) for which compliance is determined based on Interpretation
17.06 as described above, as of and for the year ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Short Hills, New Jersey
February 23, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.

(page)


Appendix A

List of 2006 asset-backed securities

Issuer                                  Security        Master Servicer
New York Mortgage Trust                 NYMT 2006-1     Wells Fargo Bank
UBS Real Estate Securities, Inc.        MASTR 2006-1    Wells Fargo Bank
UBS Real Estate Securities, Inc.        MABS 2006-AB1   Wells Fargo Bank
Opteum Financial Services, LLC          OMAC 2006-1     Wells Fargo Bank
UBS Real Estate Securities, Inc.        MALT 2006-1     Wells Fargo Bank
UBS Real Estate Securities, Inc.        MARM 2006-1     Wells Fargo Bank
Thornburg Mortgage Securities           TMHL 2006-1     Wells Fargo Bank
           Trust
Thornburg Mortgage Securities           TMHL 2006-2     Wells Fargo Bank
           Trust
Thornburg Mortgage Securities           TMHL 2006-3     Wells Fargo Bank
           Trust
Thornburg Mortgage Securities           TMHL 2006-4     Wells Fargo Bank
           Trust
Thornburg Mortgage Securities           TMHL 2006-5     Wells Fargo Bank
           Trust
Thornburg Mortgage Securities           TMHL 2006-6     Wells Fargo Bank
           Trust
Thornburg Mortgage Securities           ZUNI 2006-OA1   Wells Fargo Bank
           Trust
Irwin Home Equity Corporation           MASL 2006-1     Wells Fargo Bank
UBS Real Estate Securities, Inc.        MASTR 2006-2    Wells Fargo Bank
UBS Real Estate Securities, Inc.        MALT 2006-3     Wells Fargo Bank
Opteum Financial Services, LLC          OMAC 2006-2     Wells Fargo Bank
Opteum Financial Services, LLC          BAFC 2006 H     Wells Fargo Bank
UBS Real Estate Securities, Inc.        MASTR 2006-3    Wells Fargo Bank
Citigroup Mortgage Loan Trust, Inc CMLTI-2006-FX1 Wells Fargo Bank (Opteum Financial Services, LLC)
UBS Real Estate Securities, Inc.        MARM 2006-OA2   Wells Fargo Bank





  EX-34 (d)

(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
Suite 1800
2001 Ross Ave.
Dallas TX 75201-2997
Telephone (214) 999 1400
Facsimile (214) 754 7991
www.pwc.com


Report of Independent Registered Public Accounting Firm

To the Board of Directors of The First American Corporation:

We have examined First American Real Estate Solutions of Texas, L.P.'s (the "Company" and an indirect subsidiary of The First American Corporation), compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all loans for residential mortgage loan outsourcing customers for which the Company served as the residential tax service provider (the "Platform") described in the accompanying Report on Assessment of Compliance, as of December 31, 2006 and for the year then ended, excluding criteria 1122(d)(1)(i)-(iii), 1122(d)(2)(i)-(iv), 1122(d)(3)(i)-(iv), 1122(d)(4)(i)-(x) and 1122(d)(4)(xiv)-(xv), which the
Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following material instance of noncompliance with the servicing criteria set forth in Item 1122(d)(2)(vii)(B) of Regulation AB applicable to the Company during year ended December 31, 2006. Account reconciliations for all asset-backed securities related bank accounts were not prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements as required by Item 1122(d)(2)(vii)(B) of Regulation AB.

In our opinion, except for the material instance of noncompliance described in the preceding paragraph, First American Real Estate Solutions of Texas, L.P. complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for all loans for residential mortgage loan outsourcing customers for which the Company served as the residential tax service provider, in all material respects.

/s/ PricewaterhouseCoopers LLP

February 28, 2007




  EX-34 (e)
(logo) ERNST & YOUNG

* Ernst & Young LLP
  220 South Sixth Street, Ste. 1400
  Minneapolis, MN 55402-4509

* Phone: (612) 343-1000
  www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that U.S. Bank National Association (the Company) complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the Corporate Trust Asset Backed Securities platform (the Platform) as of and for the year ended December 31, 2006, except for criteria 1122 (d)(1)(i), 1122 (d)(1)(iii), 1122 (d)(2)(i) through 1122 (d)(2)(vii), 1122 (d)(3)(i)
through 1122 (d)(3)(iv), and 1122 (d)(4)(iv) through 1122 (d)(4)(xv), which the
Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006, for the Corporate Trust Asset Backed Securities platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 26, 2007

A Member Practice of Ernst & Young Global





  EX-34 (f)
(logo) KPMG

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Report of Independent Registered Public Accounting Firm

The Board of Directors
Wells Fargo Bank, N.A.:

We have examined Wells Fargo Bank, N.A.'s (the Company) compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for its primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the Platform), except for servicing criteria 1122(d)(1)(iii) and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.


(page)


(logo) KPMG

As described in the accompanying 2006 Certification Regarding Compliance with Applicable Servicing Criteria, for servicing criteria 1122(d)(2)(i), 1122(d)(2)(vi), 1122(d)(4)(iv), 1122(d)(4)(xi), and 1122(d)(4)(xiii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered "servicers" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"), with the exception of those vendors who have provided their own reports on assessment of compliance with servicing criteria to the Company, for which the Company does not take such responsibility. As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.


In our opinion, except for the instances of material noncompliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria as of and for the year ended December 31, 2006.


/s/ KPMG LLP

Des Moines, Iowa
March 1, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-34 (g)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





  EX-34 (h)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





  EX-35 (a)
(logo) Bank of America

Bank of America
475 CrossPoint Parkway
PO Box 9000
Getzville, NY 14068-9000

Annual Statement as to Compliance
BAFC 2006-H

I, H. Randall Chestnut, Senior Vice President of Bank of America, N.A., (the "Servicer"), hereby certify as pursuant to section 3.20 of the Servicing Agreement between Banc of America Funding Corporation (together with its permitted successors and assigns, the "Depositor") and Bank of America
National Association, as Servicer (together with its permitted successors and assigns, the "Servicer"), and Wells Fargo Bank, N.A. as Master Servicer (together with its permitted successors and assigns, the "Master Servicer") and as securities administrator (together with its permitted successors and assigns, in such capacity, the "Securities Administrator"), and U.S. Bank National Association, as Trustee ( together with its permitted successors and assigns, the "Trustee") that: (a) a review of the activities during the 2006 calendar year under this Agreement has been made under my supervision and (b) to the best of my knowledge, based on such review, Bank of America, N.A. has fulfilled all of its obligations under this Agreement throughout the 2006 calendar year.


March 1, 2007


Bank of America, N.A.
as Servicer

By: /s/ H. Randall Chestnut
Name:  H. Randall Chestnut
Title: Senior Vice President





  EX-35 (b)
BAFC 2006 H



SERVICER COMPLIANCE STATEMENT (ITEM 1123)

Cenlar FSB

The undersigned, a duly authorized officer of Cenlar FSB, as servicer (the "Servicer") pursuant to the applicable servicing agreement, does hereby certify that:

1. A review of the Servicer's activities during the period from and including January 1, 2006 through and including December 31, 2006 and of the Servicer's performance under the applicable servicing agreement has been made under my supervision.

2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the applicable servicing agreement in all material respects throughout such period. [If any material failure, specify such failure and its nature and status.]

IN WITNESS WHEREOF, the undersigned has duly executed this Certificate this 28th day of February 2007.



By: /s/ Jeanne M. Bader
Name:  Jeanne M. Bader
Title: Senior Vice President
       Director of Loan Administration





  EX-35 (c)
SERVICER COMPLIANCE STATEMENT


BAFC 2006-H


Re: The Mortgage Loan Sale and Servicing Agreement, dated and effective as of September 1, 2006 between Bank of America, National Association and Opteum Financial Services, LLC (the "MLSSA") and the Assignment, Assumption and Recognition Agreement, dated September 29, 2006, among Banc of America Funding Corporation, U.S. Bank National Association, Wells Fargo Bank, N.A. and Opteum Financial Services, LLC (together with the MLSSA, the "Agreement").


I, Martin J. Levine, the Executive Vice President of Opteum Financial Services LLC (the "Company"), pursuant to the Agreement, do hereby certify that:

(1) A review of the Servicer's activities during the period from and including January 1, 2006 through and including December 31, 2006 and of the Servicer's performance under the Agreement has been made under my supervision;

(2) To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Agreement in all material respects throughout such period.


IN WITNESS WHEREOF, the undersigned has duly executed this Certificate this 28th day of February 2007.


By:  /s/ Martin J. Levine
Name:    Martin J. Levine
Title:   Executive Vice President





  EX-35 (d)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001

Wells Fargo Bank, N.A.
Servicer Compliance Statement

1. I, John B. Brown, Senior Vice President of Wells Fargo Bank, N.A. ("Wells Fargo") hereby state that a review of the activities of Wells Fargo during the calendar year 2006 and of Wells Fargo's performance under the servicing agreement(s) listed on the attached Exhibit A (the "Servicing Agreement(s)") has been made under my supervision.

2. To the best of my knowledge, based on such review, Wells Fargo has fulfilled all of its obligations under the Servicing Agreement(s) in all material respects throughout 2006.

/s/John B. Brown
John B. Brown
Senior Vice President
Wells Fargo Bank, N.A.

March 1, 2007

Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.


CDI File Name             series_name                                                     shelf
BAF06007         Banc of America Funding 2006-7 Trust                                 Bank of America
BAF0600G         Banc of America Funding 2006-G Trust                                 Bank of America
BAF068T2         Banc of America Funding 2006-8T2 Trust                               Bank of America
BNC06002         BNC Mortgage Loan Trust 2006-2                                       Lehman
BSA06003         Bear Stearns Asset Backed Securities I Trust 2006-3                  Bear Stearns
BSAO6SD4         Bear Stearns Asset Backed Securities Trust 2006-SD4                  Bear Stearns
BSL06004         Bear Stearns ALT-A Trust 2006-4                                      Bear Stearns
BSL06005         Bear Stearns ALT-A Trust 2006-5                                      Bear Stearns
BST06002         Bear Stearns ARM Trust 2006-2                                        Bear Stearns
CITO6FX1         Citigroup Mortgage Loan Trust 2006-FX1                               Citigroup
DALO6AR6         Deutsche Alt-A Securities Mortgage Loan Trust, Series 2006-AR6       Deutsche
GSA06008         GSAA Home Equity Trust 2006-8                                        Goldman Sachs
GSA06015         GSAA Home Equity Trust 2006-15                                       Goldman Sachs
JACO6WF1         J.P. Morgan Mortgage Acquisition Trust 2006-WF1                      JP Morgan
JPA060A1         J.P. Morgan Mortgage Trust 2006-A1                                   JP Morgan
JPA060A6         J.P. Morgan Mortgage Trust 2006-A6                                   JP Morgan
JPA060S3         J.P. Morgan Mortgage Trust 2006-S3                                   JP Morgan
LMT06005         Lehman Mortgage Trust 2006-5                                         Lehman
MAM06002         MASTR Adjustable Rate Mortgages Trust 2006-2                         UBS
MLC06003         Merrill Lynch Mortgage Investors Trust, Series MLCC 2006-3           Merrill Lynch
MLMO6A03         Merrill Lynch Mortgage Investors Trust, Series 2006-A3               Merrill Lynch
MLMO6A04         Merrill Lynch Mortgage Investors Trust, Series 2006-A4               Merrill Lynch
MLMO6AF1         Merrill Lynch Mortgage Investors Trust, Series 2006-AF1              Merrill Lynch
MSM06002         Morgan Stanley Mortgage Loan Trust 2006-2                            Morgan Stanley
MSM06007         Morgan Stanley Mortgage Loan Trust 2006-7                            Morgan Stanley
MSM06011         Morgan Stanley Mortgage Loan Trust 2006-11                           Morgan Stanley
MSM0612X         Morgan Stanley Mortgage Loan Trust 2006-12XS                         Morgan Stanley
MSM0613A         Morgan Stanley Mortgage Loan Trust 2006-13ARX                        Morgan Stanley
MST06001         Mastr Asset Securitization Trust 2006-1                              UBS
MST06002         MASTR Asset Securitization Trust 2006-2                              UBS
NELO6HE1         HE1                                                                  Nomura
NELO6WF1         WF1                                                                  Nomura
SACO6AM1         AM1                                                                  Lehman
SACO6BC1         Structured Asset Securities Corporation Mortgage Loan Trust 2006-BC1 Lehman
SACO6WF1         WF1                                                                  Lehman
SACO6WF2         WF2                                                                  Lehman
SACO6WF3         WF3                                                                  Lehman
SAI06001         Structured Asset Investment Loan Trust 2006-1                        Lehman
SAI06002         Structured Asset Investment Loan Trust 2006-2                        Lehman
SAI06004         Structured Asset Investment Loan Trust 2006-4                        Lehman
SA106BN1         Structured Asset Investment Loan Trust 2006-BNC1                     Lehman
SA106BN2         Structured Asset Investment Loan Trust 2006-BNC2                     Lehman

(page)

SA106BN3         Structured Asset Investment Loan Trust 2006-BNC3                     Lehman
SRM06001         Structured Adjustable Rate Mortgage Loan Trust, Series 2006-1        Lehman
SRM06002         Structured Adjustable Rate Mortgage Loan Trust, Series 2006-2        Lehman
SRM06004         Structured Adjustable Rate Mortgage Loan Trust, Series 2006-4        Lehman
SRM06005         Structured Adjustable Rate Mortgage Loan Trust, Series 2006-5        Lehman
SRM06006         Structured Adjustable Rate Mortgage Loan Trust, Series 2006-6        Lehman
SRM06008         Structured Adjustable Rate Mortgage Loan Trust, Series 2006-8        Lehman
WFH06003         Wells Fargo Home Equity Asset-Backed Securities 2006-3 Trust         Wells Fargo
WFM06001         Wells Fargo Mortgage Backed Securities 2006-1 Trust                  Wells Fargo
WFM06002         Wells Fargo Mortgage Backed Securities 2006-2 Trust                  Wells Fargo
WFMO6003         Wells Fargo Mortgage Backed Securities 2006-3                        Wells Fargo
WFMO6004         Wells Fargo Mortgage Backed Securities 2006-4 Trust                  Wells Fargo
WFMO6005         Wells Fargo Mortgage Backed Securities 2006-5 Trust                  Wells Fargo
WFMO6006         Wells Fargo Mortgage Backed Securities 2006-6 Trust                  Wells Fargo
WFM06007         Wells Fargo Mortgage Backed Securities 2006-7 Trust                  Wells Fargo
WFMO6008         Wells Fargo Mortgage Backed Securities 2006-8 Trust                  Wells Fargo
WFM06009         Wells Fargo Mortgage Backed Securities 2006-9 Trust                  Wells Fargo
WFM06010         Wells Fargo Mortgage Backed Securities 2006-10 Trust                 Wells Fargo
WFM06011         Wells Fargo Mortgage Backed Securities 2006-11 Trust                 Wells Fargo
WFM06012         Wells Fargo Mortgage Backed Securities 2006-12 Trust                 Wells Fargo
WFM06013         Wells Fargo Mortgage Backed Securities 2006-13 Trust                 Wells Fargo
WFM06014         Wells Fargo Mortgage Backed Securities 2006-14 Trust                 Wells Fargo
WFM06015         Wells Fargo Mortgage Backed Securities 2006-15 Trust                 Wells Fargo
WFM06016         Wells Fargo Mortgage Backed Securities 2006-16 Trust                 Wells Fargo
WFM06017         Wells Fargo Mortgage Backed Securities 2006-17 Trust                 Wells Fargo
WFM06018         Wells Fargo Mortgage Backed Securities 2006-18 Trust                 Wells Fargo
WFM06019         Wells Fargo Mortgage Backed Securities 2006-19 Trust                 Wells Fargo
WFM06020         Wells Fargo Mortgage Backed Securities 2006-20 Trust                 Wells Fargo
WFM06A10         Wells Fargo Mortgage Backed Securities 2006-AR10 Trust               Wells Fargo
WFM06A11         Wells Fargo Mortgage Backed Securities 2006-AR11 Trust               Wells Fargo
WFM06Al2         Wells Fargo Mortgage Backed Securities 2006-AR12 Trust               Wells Fargo
WFM06A13         Wells Fargo Mortgage Backed Securities 2006-AR13 Trust               Wells Fargo
WFM06A14         Wells Fargo Mortgage Backed Securities 2006-AR14 Trust               Wells Fargo
WFM06A15         Wells Fargo Mortgage Backed Securities 2006-AR15 Trust               Wells Fargo
WFM06A16         Wells Fargo Mortgage Backed Securities 2006-AR16 Trust               Wells Fargo
WFM06A17         Wells Fargo Mortgage Backed Securities 2006-AR17 Trust               Wells Fargo
WFM06A18         Wells Fargo Mortgage Backed Securities 2006-AR18 Trust               Wells Fargo
WFM06A19         Wells Fargo Mortgage Backed Securities 2006-AR19 Trust               Wells Fargo
WFM06AR1         Wells Fargo Mortgage Backed Securities 2006-AR1 Trust                Wells Fargo
WFM06AR2         Wells Fargo Mortgage Backed Securities 2006-AR2 Trust                Wells Fargo
WFM06AR3         Wells Fargo Mortgage Backed Securities 2006-AR3 Trust                Wells Fargo
WFM06AR4         Wells Fargo Mortgage Backed Securities 2006-AR4 Trust                Wells Fargo
WFMO6AR5         Wells Fargo Mortgage Backed Securities 2006-AR5 Trust                Wells Fargo
WFM06AR6         Wells Fargo Mortgage Backed Securities 2006-AR6 Trust                Wells Fargo

(page)

WFM06AR7         Wells Fargo Mortgage Backed Securities 2006-AR7 Trust                Wells Fargo
WFM06AR8         Wells Fargo Mortgage Backed Securities 2006-AR8 Trust                Wells Fargo
BSAO6SD3         Bear Stearns Asset Backed Securities Trust 2006-SD3                  Bear Stearns
                 Banc of America Funding Corporation, Mortgage Pass-Through
BAF2006H         Certificates, Series 2006-H                                          Bank of America






  EX-35 (e)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000


March 21, 2007


Banc of America Funding Corporation
214 North Tyron Street
Charlotte, NC 28255


RE: Annual Statement As To Compliance for Banc of America Funding 2006-H Trust


Per Section 3.20 of the Pooling and Servicing Agreement, dated as of 09/29/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:

     (a) a review of the activities of such party during the preceding calendar year or portion thereof and of performance of such party under this Agreement has been made under such officers' supervision and

     (b) to the best of such officer's knowledge, based on such review, such party has fulfilled all of its obligations under this Agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.


Certified By:
/s/ Christopher C. Regnier
Christopher C. Regnier, Vice President


Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary





  EX-35 (f)
(logo) WELLS FARGO


Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax


Wells Fargo Bank, N.A.


March 24, 2007


Banc of America Funding Corporation
214 North Tyron Street
Charlotte, NC 28255


RE: Annual Statement As To Compliance for Banc of America Funding 2006-H Trust


Per Section 3.20 of the Pooling and Servicing Agreement, dated as of 09/29/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Securities Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:

     (a) a review of the activities of such party during the preceding calendar year or portion thereof and of performance of such party under this Agreement has been made under such officers' supervision and

     (b) to the best of such officer's knowledge, based on such review, such party has fulfilled all of its obligations under this Agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.


Certified By:
/s/ Barry Akers
Barry Akers
Vice President


Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary